Form 10-K/A
JPM CAPITAL TRUST I CERTIFICATES SERIES 2002-2
filed 2005-03-31
CIK 1269830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

------------------


FORM 10-K/A

Subsequent to filing the form 10-K an error occurred during the transmission process. This deal was attached with the wrong set of codes. The data in the original 10-K has not changed. This revision was not previously disclosed in a 1934 Act filing. The revised data has been and will continue to be available on the Wells Fargo Bank, website at www.ctslink.com.




ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:                               Commission File Number:
     December 31, 2004                                   001-16709


CREDIT AND ASSET REPACKAGING VEHICLE CORPORATION (Exact Name of Registrant as Specified in Its Charter)

on behalf of Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Series
2002-2

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


Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Certificates Series 2002-2

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

INTRODUCTORY NOTE
The Registrant is the depositor (the "Depositor") under the Trust Agreement for Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Series 2002-2 (the "Trust") with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Public Credit and Repackaged SecuritiesSM (PCARS) SM Trust JPM Capital Trust I Certificates Series 2002-2 (the "Certificates") issued by the Trust do not represent obligations of or interests in the Depositor or the Trustee, but represent beneficial interests in the property of the Trust, which principally consists of JPM Capital Trust I 7.54%
Cumulative Capital Securities issued by JPM Capital Trust I and fully and unconditionally guaranteed by the J.P. Morgan Chase & Co. (the "Security Guarantor").

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

CREDIT AND ASSET REPACKAGING
VEHICLE CORPORATION
on behalf of Public Credit and Repackaged
SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Series 2002-2


Date:                                   By:   /s/ Ram Sundaram
                                        Name:  Ram Sundaram
                                        Title:    President


CERTIFICATION

I, Ram Sundaram, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, filed by Credit and Asset Repackaging Vehicle Corporation, a Delaware corporation, on behalf of Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Series 2002-2.

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




Exhibit No. 99.1

TRUSTEE STATEMENT OF COMPLIANCE

Wells Fargo Bank, National Association (the "Trustee") hereby certifies that the Trustee has fulfilled its obligations under the Trust Agreement made as of May 3,2002 between Credit and Asset Repackaging Vehicle Corporation, as depositor, and the Trustee with respect to Public Credit and Repackaged Securities SM (PCARS) SM Trust JPM Capital Trust I Series 2002-2 during the period from January 1,2004 to December 31,2004.

New York, New York
March 22, 2005


WELLS FARGO BANK,
NATIONAL ASSOCIATION

BY: /s/ Nedine A. Peluso
Name: Nedine A. Peluso
Title: Corporate Trust Officer