Form 10-K
period 2005-12-31
JPM CAPITAL TRUST I CERTIFICATES SERIES 2002-2
filed 2006-03-23
CIK 1269830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

------------------


FORM 10-K



ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number:
     December 31, 2005                                   001-16709


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

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X   No ___

  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K 229.405 of this chapter is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


        No voting or non-voting common equity of the Registrant is held by non-affiliates of the Registrant.

INTRODUCTORY NOTE
The Registrant is the depositor (the "Depositor") under the Trust Agreement for Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Series 2002-2 (the Trust") with Wells Fargo Bank, Repackaged National Association, as trustee (the "Trustee"). The Public Credit and SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Certificates Series 2002-2 (the "Certificates") issued by the Trust do not represent obligations of or interests in the Depositor or the Trustee, but represent beneficial interests in the property of the Trust, which principally consists of JPM Capital Trust I 7.54% cummulative Capital Securities issued by JPM Capital Trust I and fully and unconditionally guaranteed by J.P. Morgan Chase & Co.(the "Security Guarantor").

For information with respect to the Security Guarantor, please see the periodic and current reports and other information (including financial information) filed by the Security Guarantor with the Securities and Exchange Commission
(SEC) under file number 1-11840. Those reports and other information can be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, N.W. Washington, D.C. 20549. Copies of those materials can be obtained by making a written request to the SEC, Public Reference Section, 450 Fifth Street, N.W., Washington D.C. 20549, at prescribed rates. The SEC also maintains a site on the world wide web at "http://www.sec.gov" where users can view and download copies of reports, proxy information, statements and other information filed electronically. The common stock of the Security Guarantor is also listed on the New York Stock Exchange and such reports and other information can be inspected at the offices of the New York Stock Exchange.



Pursuant to staff administrative positions established in a no-action letter regarding Corporate Asset Backed Corporation (pub. avail. August 9, 1995), the registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not applicable."

PART I
Item 1.        Business.
               Not Applicable

Item 1A.       Risk Factors.
               Not applicable

Item 1B.       Unresolved Staff Comments.
               None.

Item 2.        Properties.
               Not Applicable

Item 3.        Legal Proceedings.
               The registrant knows of no material pending legal proceedings involving the trust created under the Trust Agreement
               (the Trust), the Trustee, or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4.        Submission of Matters to a Vote of Certificateholders.
               None
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
               Not Applicable

Item 6.        Selected Financial Data.
               Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
               Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8.        Financial Statements and Supplementary Data.
               Not applicable

Item 9.        Changes in and Disagreements on Accounting and Financial
               Disclosure.
               None

Item 9A.       Controls and Procedures.
               Not applicable.

Item 9B.       Other Information.
               None.
PART III

Item 10.       Directors and Executive Officers of the Registrant.
               Not Applicable

Item 11.       Executive Compensation.
               Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
               None

Item 13.       Certain Relationships and Related Transactions.
               There have been no transactions of a type required to be disclosed pursuant to subparagraph (a) (3) of Regulation S-K.

Item 14        Principal Accountant Fees and Services.
               Not Applicable

PART IV
Item 15.       Exhibits, Financial Statement Schedules.
(a) The Trustee's Statement of Compliance with respect to the Trust Agreement identified in the introductory note is filed herewith as Exhibit 99.1.

(b) Not Applicable

(c) Not Applicable

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDIT AND ASSET REPACKAGING
VEHICLE CORPORATION
on behalf of Public Credit and Repackaged
SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Certificates Series 2002-2


Date: March 22, 2006                    By:   /s/ Ram Sundaram
                                        Name:  Ram Sundaram
                                        Title:    President


CERTIFICATION

        I, Ram Sundaram, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, filed by Credit and Asset Repackaging Vehicle Corporation, a Delaware corporation, on behalf of Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust JPM Capital Trust I Certificates Series 2002-2.


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

Date: March 22, 2006
/s/ Ram Sundaram
Name:  Ram Sundaram
Title:    President

EXHIBIT INDEX


Exhibit No.                   Description

99.1 Trustee's Statement of Compliance with respect to the Trust Agreement identified in the introductory note.




Exhibit No. 99.1

TRUSTEE STATEMENT OF COMPLIANCE

Wells Fargo Bank, National Association (the "Trustee') hereby certifies that the Trustee has fulfilled its obligations under the Trust Agreement made as of October 1, 2001 between Credit and Asset Repackaging Vehicle Corporation, as depositor, and the Trustee, with respect to Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2002-2 during the period from January 1,2005 to December 31, 2005.

New York,  New York
February  15, 2006

WELLS FARGO BANK,
NATIONAL ASSOCIATION

By: /s/ Nedine A. Peluso
Name: Nedine A. Peluso
Title: Trust Officer