Form 10-K
period 2007-01-15
JPM CAPITAL TRUST I CERTIFICATES SERIES 2002-2
filed 2007-04-02
CIK 1269830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

------------------


FORM 10-K




ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:                               Commission File Number:
     December 31, 2006                                   1-16709


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


Date: April 2, 2007                     By:   /s/ Ram Sundaram
                                        Name:  Ram Sundaram
                                        Title:    President


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



Date: April 2, 2007

/s/  Ram Sundaram
Name:  Ram Sundaram
Title:    President

EXHIBIT INDEX


Exhibit No.                   Description

99.1 Trustee's Statement of Compliance with respect to the Trust Agreement identified in the introductory note.




Exhibit No. 99.1

TRUSTEE STATEMENT Of COMPLIANCE

Wells Fargo Bank, National Association (the "Trustee") hereby certifies that the Trustee has fulfilled its obligations under the Trust Agreement made as of May 3, 2002 between Credit and Asset Repackaging Vehicle Corporation, as depositor, and the Trustee, with respect to Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust JPM Capital Trust Series 2002-2 during the period from January 1, 2006 to December 31, 2006.

New York, New York
February 21, 2007

WELLS FARGO BANK,
NATIONAL ASSOCIATION, as Trustee
By: /s/ Nedine A. Peluso
Name: Nedine A. Peluso
Title: Vice President